Form 10QSB
period 1998-03-31
GUARANTY CAPITAL TRUST I
filed 1998-05-20
CIK 1049331

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                           Commission File No. 333-48825-01
March 31, 1998




                            GUARANTY CAPITAL TRUST I




         Delaware                                    54-6422391
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)



                1658 State Farm Blvd., Charlottesville, VA 22911
                     (Address of Principal Executive Office)


                                 (804) 970-1100
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_ (not subject to filing requirements for the past 90 days).

         As of May 18, 1998, the Registrant had 8,537 shares of its Common Stock outstanding.

         *This Form 10-QSB also covers 276,000 shares of the Registrant's $1.75 Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on April 29, 1998.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.   (See Note Below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Guaranty Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on November 21, 1997. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $1.75 Convertible Preferred Securities (the "Preferred Securities") and common securities (the "Common Securities," and together with the Preferred Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Guaranty Financial Corporation, a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $7,113,425 principal amount of Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $6,900,000 aggregate liquidation amount of Preferred Securities, which are held by 38 security holders, and by $213,425 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, as of May 5, 1998. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions. Each Preferred Security is convertible into a number of shares of the Corporation's common stock, $1.25 par value, which trades on The Nasdaq National Market under the symbol "GSLC," at the option of the holder at any time prior to repayment of the Preferred Security either at redemption or maturity, and subject to the Corporation's right to terminate the convertibility of the Preferred Securities.

         On May 5, 1998, the Trust invested the proceeds from the sale and issuance of the Trust Securities in the Junior Subordinated Debt Securities. The Trust's ability to pay distributions to the holders of the Preferred Securities is dependent on its receipt of distributions on the Junior Subordinated Debt Securities from the Corporation. Therefore, upon the receipt by the Trust of payments from the Corporation, the Trust will pass through such payments to the holders of the Preferred Securities.

         NOTE: Because the Trust is a special purpose financing entity with no separate business operations, the only assets of the Trust are the Junior
Subordinated Debt Securities, and the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997, and the Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities and Use of Proceeds.

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c)      None.

                  (d)      On April 29, 1998,   the   Commission   declared  the
effectiveness of the Corporation's and the Trust's Registration Statement on Form S-1 (the "Registration Statement"), file numbers 333-48825 and 333-48825-01. The Registration Statement was the first registration statement filed under the Securities Act of 1933, as amended, by the Trust. The Registration Statement covered (i) 240,000 Preferred Securities, (ii) the Junior Subordinated Debt Securities to be purchased by the Trust with the proceeds from the sale of the Preferred Securities, (iii) the Guarantee of the Corporation with respect to the Preferred Securities, (iv) such indeterminate number of shares of the Corporation's common stock, par value $1.25 per share, as may be issuable upon conversion of the Preferred Securities, and (v) up to 36,000 additional Preferred Securities, issuable if the Trust exercises its right to increase the aggregate liquidation amount of the offering.

         The offering of the Preferred Securities commenced on April 2, 1998, and the sale of 276,000 Preferred Securities closed on May 5, 1998. The amount of Preferred Securities registered was 276,000, and the aggregate price of the offering amount registered was $6,900,000. The amount of Preferred Securities sold was 276,000, and the aggregate offering price of the amount sold was $6,900,000. The underwriter of the offering was McKinnon & Company, Inc.

         Reasonable estimates for the amount of expenses incurred for the Corporation's account in connection with the issuance and distribution of the Preferred Securities described above are $276,000 in underwriting commissions and $90,000 in offering expenses, neither of which represent direct or indirect payments to directors, officers, general partners of the Corporation, the administrative trustees of the Trust or their associates, to persons owning ten percent or more of any class of equity securities of the Corporation or the Trust, or to affiliates of the Corporation or the Trust. All expenses related to the offering, including the underwriter's compensation, were paid by the Corporation. Accordingly, the total offering proceeds to the Trust were $6,900,000.

         The total proceeds from the Preferred Securities offered as described above are being invested in the Junior Subordinated Debt Securities. No direct or indirect payments have been made to directors, officers, general partners of the Corporation, the administrative trustees of the

Trust or their associates, to persons owning ten percent or more of any class of equity securities of the Corporation or the Trust, or to affiliates of the Corporation or the Trust.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)      Exhibits:

                  4.1 Certificate of Trust (incorporated by reference to Exhibit 4.1 of the Registration Statement of the Trust on Form S-1 (Nos. 333-48825 and 333-48825-01)).

                  4.2 Trust Agreement between Guaranty Financial Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.2 of the Registration Statement of the Trust on Form S-1 (Nos. 333-48825 and 333-48825-01)).

                  4.3 Form of Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 of the Registration Statement of the Trust on Form S-1 (Nos. 333-48825 and 333-48825-01)).

                  4.4 Form of Junior Subordinated Indenture between Guaranty Financial Corporation and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 of the Registration Statement of the Trust on Form S-1 (Nos. 333-48825 and 333-48825-01)).

                  4.5      Form of Convertible  Preferred  Security (included in
                           Exhibit 4.3 above).

                  4.6 Form of Junior Subordinated Debt Security (included in Exhibit 4.4 above).

                  4.7 Form of Guarantee Agreement with respect to Trust Securities issued by the Trust (incorporated by reference to Exhibit 4.7 of the Registration Statement of the Trust on Form S-1 (Nos. 333-48825 and 333-48825-01)).

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GUARANTY CAPITAL TRUST I
                                  (Registrant)



Date:    May 20, 1998             By:      /s/ Vincent B. McNelley
                                           ------------------------------------
                                  Name:    Vincent B. McNelley
                                  Title:   Administrative Trustee
                                           (as principal financial officer and
                                            on behalf of the Registrant)