Form 10QSB
period 1998-09-30
GUARANTY CAPITAL TRUST I
filed 1998-11-23
CIK 1049331

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                               Commission File No. 333-48825-01
September 30, 1998


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

         As of November 16, 1998, the Registrant had 8,537 shares of its Common Stock outstanding.

         * This Form 10-QSB also covers 276,000 shares of the Registrant's $1.75 Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on April 29, 1998.

                                     PART I
                              FINANCIAL INFORMATION


Item 1.    Financial Statements.   (See Note Below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Guaranty Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on November 21, 1997. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $1.75 Convertible Preferred Securities (the "Preferred Securities") and common securities (the "Common Securities," and together with the Preferred Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Guaranty Financial Corporation, a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $7,113,425 principal amount of Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $6,900,000 aggregate liquidation amount of Preferred Securities, which were initially held by 38 security holders, and by $213,425 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, as of May 5, 1998. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions. Each Preferred Security is convertible into a number of shares of the Corporation's common stock, $1.25 par value, which trades on The Nasdaq National Market under the symbol "GSLC," at the option of the holder at any time prior to repayment of the Preferred Security either at redemption or maturity, and subject to the Corporation's right to terminate the convertibility of the Preferred Securities.

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

         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997, and the Corporation's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

           (b)    Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned thereunto duly authorized.

                                     GUARANTY CAPITAL TRUST I
                                     (Registrant)



Date:  November 23, 1998             By: /s/ Vincent B. McNelley
                                        ----------------------------------------
                                        Name:  Vincent B. McNelley
                                        Title: Administrative Trustee
                                               (as principal financial officer
                                                and on behalf of the Registrant)