Form 10KSB40
period 1998-12-31
GUARANTY CAPITAL TRUST I
filed 1999-04-01
CIK 1049331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                       Commission file number 333-48825-01

                            GUARANTY CAPITAL TRUST I
                 (Name of Small Business Issuer in its Charter)

                Delaware                                   54-6422391
      (State or Other Jurisdiction                      (I.R.S. Employer
           of Incorporation)                          Identification No.)

       1658 State Farm Boulevard                             22911
       Charlottesville, Virginia                           (Zip Code)
(Address of Principal Executive Offices)

                                 (804) 970-1100
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
   Title of Each Class                         on Which Registered

         None                                         n/a

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                                 Yes _X_ No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's gross income for its most recent fiscal year:  N/A

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 1998: N/A

         The number of outstanding shares of Common Stock as of March 26, 1999 was 8,537.

         * This Form 10-KSB also covers 276,000 shares of the Registrant's $1.75 Convertible Preferred Securities, which were registered under the Securities Act of 1933, as amended, pursuant to a registration statement declared effective on April 29, 1998.

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

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

         The following documents are exhibits to this report:

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUARANTY CAPITAL TRUST I



Date:  March 31, 1999           By:/s/ Thomas P. Baker
                                   -------------------------------------------
                                     Thomas P. Baker
                                     Administrative Trustee

                                  EXHIBIT INDEX

       Number                                    Document

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