Form 10KSB40
period 1999-12-31
GUARANTY CAPITAL TRUST I
filed 2000-03-30
CIK 1049331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
       Title of Each Class                           on Which Registered
       -------------------                           -------------------

              None                                            n/a

         Securities registered under Section 12(g) of the Exchange Act:

                     $1.75 Convertible Preferred Securities
               (Liquidation Amount $25.00 per Preferred Security)
                     and the Guarantee with respect thereto
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                                           Yes  __X__  No  _____

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

       The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 1999: N/A

       The number of outstanding shares of Common Stock as of March 26, 1999 was 8,537.

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

         In December 1999, the Corporation repurchased 33,000 of the Preferred Securities.

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                      GUARANTY CAPITAL TRUST I


                                      /s/ Thomas P. Baker
Date:  March 30, 2000                 ------------------------------------------
                                      Name:  Thomas P. Baker
                                      Title: Administrative Trustee
                                             (as principal executive officer and
                                              on behalf of the Registrant)


                                      /s/ L. Benjamin Johnson, III
Date:  March 30, 2000                 ------------------------------------------
                                      Name:  L. Benjamin Johnson, III
                                      Title: Administrative Trustee
                                             (as principal financial officer)

                                  EXHIBIT INDEX

    Number                           Document
    ------                           --------

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