Form 10QSB
period 2000-03-31
GUARANTY CAPITAL TRUST I
filed 2000-05-15
CIK 1049331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                                 Commission File No. 0-25905-01
March 31, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of April 18, 2000, the Registrant had 8,537 shares of its Common Stock outstanding.

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

         In December 1999, the Corporation repurchased 33,000 of the Preferred Securities.

         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999, and the Corporation's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                  GUARANTY CAPITAL TRUST I
                                  (Registrant)



Date:  May 12, 2000               /s/ Thomas P. Baker
                                  -------------------------------------
                                  Name:  Thomas P. Baker
                                  Title: Administrative Trustee
                                         (as principal executive officer and
                                          on behalf of the Registrant)



Date:  May 12, 2000               /s/ L. Benjamin Johnson, III
                                  -------------------------------------
                                  Name:  L. Benjamin Johnson, III
                                  Title: Administrative Trustee
                                         (as principal financial officer)