Form 10QSB
period 2000-09-30
GUARANTY CAPITAL TRUST I
filed 2000-11-14
CIK 1049331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                               Commission File No. 000-25905-01
September 30, 2000


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of November 1, 2000, the Registrant had 8,537 shares of its Common Stock outstanding.

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

         Guaranty Capital Trust I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the "Declaration"), and the filing of a certificate of trust with the Delaware Secretary of State on November 21, 1997. The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $1.75 Convertible Preferred Securities (the "Preferred Securities") and common securities (the "Common Securities," and together with the Preferred Securities, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the "Junior Subordinated Debt Securities") of Guaranty Financial Corporation, a Virginia corporation (the "Corporation"), and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The Trust's sole assets are $7,113,425 principal amount of Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust. Ownership of the Trust is evidenced by $6,900,000 aggregate liquidation amount of Preferred Securities and by $213,425 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, as of May 5, 1998. The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions. Each Preferred Security is convertible into a number of shares of the Corporation's common stock, $1.25 par value, which trades on The Nasdaq National Market under the symbol "GSLC," at the option of the holder at any time prior to repayment of the Preferred Security either at redemption or maturity, and subject to the Corporation's right to terminate the convertibility of the Preferred Securities.

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

         In December 1999, the Corporation repurchased 33,000 of the Preferred Securities. Additionally, the Corporation repurchased 2,500 shares of the Preferred Securities in January 2000.

         In  October  2000,  both  the  Corporation  and its  primary  operating subsidiary, Guaranty Bank, entered into a written a written agreement with the Federal Reserve Bank of Richmond ("FRB") and the Bureau of Financial Institutions of the Commonwealth of Virginia ("BFI"). The agreement provides that neither the Corporation nor Guaranty Bank shall declare or pay any dividends without the prior written approval of the FRB and the BFI. Dividend income from Guaranty Bank is the sole source of revenue of the Corporation. The interest payments on the Junior Subordinated Debt Securities are the sole revenues of the Trust. The Trust makes distributions on the Trust Securities to the extent that it receives distributions from the Corporation on the Junior Subordinated Debt Securities.

         On November 1, 2000, Guaranty Bank has requested approval by the FRB and the BFI to pay dividends to the Corporation in an amount sufficient for the Corporation to make its December 2000 interest payment on the Junior Subordinated Debt Securities. The FRB and the BFI have up to 30 days to review the request. No assurances can be given that the request will be approved. The Corporation the resources to make the interest payment on the Junior Subordinated Debt Securities unless it receives the dividend from Guaranty Bank.


         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999, and the Corporation's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                      GUARANTY CAPITAL TRUST I
                                      (Registrant)



Date:  November 10, 2000              /s/ Thomas P. Baker
                                      ------------------------------------------
                                      Name:  Thomas P. Baker
                                      Title: Administrative Trustee
                                             (as principal executive officer and
                                             on behalf of the Registrant)



Date:  November 10, 2000              /s/ L. Benjamin Johnson, III
                                      ------------------------------------------
                                      Name:  L. Benjamin Johnson, III
                                      Title: Administrative Trustee
                                             (as principal financial officer)