Form 10KSB40
period 2001-12-31
GUARANTY CAPITAL TRUST I
filed 2002-04-01
CIK 1049331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                       Commission file number 333-48825-01

                            GUARANTY CAPITAL TRUST I
                 (Name of Small Business Issuer in its Charter)

                    Delaware                              54-6422391
          (State or Other Jurisdiction                 (I.R.S. Employer
               of Incorporation)                      Identification No.)

           1658 State Farm Boulevard
           Charlottesville, Virginia                         22911
    (Address of Principal Executive Offices)              (Zip Code)

                                 (434) 970-1100
                (Issuer's Telephone Number, Including Area Code)

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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 2001: N/A

         The number of outstanding shares of Common Stock as of March 26, 2002 was 8,537.

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

         Guaranty Bank obtained the necessary approvals by the FRB and the BFI to pay dividends to the Corporation in an amount sufficient for the Corporation to make its March 2002 interest payment on the Junior Subordinated Debt Securities. All future payments will require approval by the FRB and BFI of the dividend payment by Guaranty Bank to the Corporation. No assurances can be given that future requests will be approved. The Corporation does not have the resources to make future interest payment on the Junior Subordinated Debt Securities unless it receives dividends from Guaranty Bank.

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                   GUARANTY CAPITAL TRUST I



Date:  March 29, 2002                      /s/ William E. Doyle, Jr.
                                   ----------------------------------------
                                   Name:    William E. Doyle, Jr.
                                   Title:   Administrative Trustee
                                            (as principal executive officer and
                                             on behalf of the Registrant)



Date:  March 29, 2002                     /s/ Thomas F. Crump
                                   ----------------------------------------
                                   Name:     Thomas F. Crump
                                   Title:    Administrative Trustee
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