Form 10QSB
period 2002-03-31
GUARANTY CAPITAL TRUST I
filed 2002-05-15
CIK 1049331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                           Commission File No. 000-25905-01
March 31, 2002


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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         As of May 1, 2002, the Registrant had 8,537 shares of its Common Stock outstanding.

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

         Guaranty Bank has received approval by the FRB and the BFI to pay dividends to the Corporation in an amount sufficient for the Corporation to make its June 2002 interest payment on the Junior Subordinated Debt Securities. The Corporation does not have the resources to make the interest payment on the Junior Subordinated Debt Securities unless it receives the dividend from Guaranty Bank. The FRB and the BFI have approved all quarterly dividend payment requests by Guaranty Bank since the written agreement was executed. No assurances can be given that future requests will be approved.


         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, and the Corporation's Quarterly Reports on Form 10-QSB for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                    GUARANTY CAPITAL TRUST I
                                    (Registrant)



Date:    May 14, 2002               /s/ William E. Doyle, Jr.
                                    --------------------------------------------
                                    Name:   William E. Doyle, Jr.
                                    Title:  Administrative Trustee
                                            (as principal executive officer and
                                             on behalf of the Registrant)



Date:    May 14, 2002               /s/ Thomas F. Crump
                                    --------------------------------------------
                                    Name:    Thomas F. Crump
                                    Title:   Administrative Trustee
                                             (as principal financial officer)