Form 10QSB
period 2002-09-30
GUARANTY CAPITAL TRUST I
filed 2002-11-14
CIK 1049331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended                           Commission File No. 000-25905-01
September 30, 2002


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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         As of November 1, 2002, the Registrant had 8,537 shares of its Common Stock outstanding.

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

         On October 18, 2002, the FRB and the BFI terminated the written agreement. Accordingly, Guaranty Bank is no longer required to obtain approval by the FRB and the BFI to pay dividends to the Corporation in an amount sufficient for the Corporation to make its interest payment on the Junior Subordinated Debt Securities.

ITEM 3.  Controls and Procedures

Disclosure Controls and Procedures

         The Trust maintains disclosure controls and procedures that are designed to provide assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures was carried out under the  supervision  and with the  participation  of  management, including the Trust's Administrative Trustees. Based on and as of the date of such evaluation, the aforementioned trustees concluded that the Trust's disclosure controls and procedures were effective. In addition, there were no significant changes to the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of the most recent evaluation by the Trust's Administrative Trustees.



         NOTE: Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-QSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001, and the Corporation's Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                    GUARANTY CAPITAL TRUST I
                                    (Registrant)



Date:    November 14, 2002          /s/ William E. Doyle, Jr.
                                    -----------------------------------
                                    Name:   William E. Doyle, Jr.
                                    Title:  Administrative Trustee
                                            (as principal executive officer and
                                            on behalf of the Registrant)



Date:    November 14, 2002          /s/ Thomas F. Crump
                                    ------------------------------------
                                    Name:   Thomas F. Crump
                                    Title:  Administrative Trustee
                                            (as principal financial officer)

                                 CERTIFICATIONS

         I, William E. Doyle, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Guaranty Capital Trust I;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002              /s/ William E. Doyle, Jr.
                                      --------------------------------------
                                      William E. Doyle, Jr.
                                      Administrative Trustee

                                 CERTIFICATIONS

         I, Thomas F. Crump, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Guaranty Capital Trust I;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002              /s/ Thomas F. Crump
                                      -------------------------------------
                                      Thomas F. Crump
                                      Administrative Trustee