Form 10KSB
period 2002-12-31
GUARANTY CAPITAL TRUST I
filed 2003-03-31
CIK 1049331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002


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

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the closing bid and asked prices of such stock as of December 31, 2002: N/A

         The number of outstanding shares of Common Stock as of March 26, 2003 was 8,537.

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

         In October 2000, both the Corporation and its primary operating subsidiary, Guaranty Bank, entered into a Written Agreement with the Federal Reserve Bank of Richmond ("FRB") and the Bureau of Financial Institutions of the Commonwealth of Virginia ("BFI"). The agreement provided that neither the Corporation nor Guaranty Bank shall declare or pay any dividends without the prior written approval of the FRB and the BFI. Dividend income from Guaranty Bank is the sole source of revenue of the Corporation. The interest payments on the Junior Subordinated Debt Securities are the sole revenues of the Trust. The Trust makes distributions on the Trust Securities to the extent that it receives distributions from the Corporation on the Junior Subordinated Debt Securities. Guaranty Bank obtained the necessary approvals by the FRB and the BFI to pay dividends to the Corporation in an amount sufficient for the Corporation to make interest payments on the Junior Subordinated Debt Securities, during the time that the Corporation and Guaranty Bank were under the Written Agreement. In October 2002, the Corporation and Guaranty Bank gained formal written relief from the Written Agreement, and therefore, approval is not required for dividend payments from Guaranty Bank to the Corporation unless dividends exceed the requirements as set for under Regulation H, Section 208.5. The Corporation does not have the resources to make future interest payment on the Junior Subordinated Debt Securities unless it receives dividends from Guaranty Bank.

         Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful. Accordingly, financial statements and related financial information have not been included in this Form 10-KSB. For further information concerning the Corporation, including financial statements and other financial information, see the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia 22911.

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

                                   GUARANTY CAPITAL TRUST I



Date:  March 29, 2002                      /s/ William E. Doyle, Jr.
                                   ---------------------------------------------
                                   Name:    William E. Doyle, Jr.
                                   Title:   Administrative Trustee
                                            (as principal executive officer and
                                             on behalf of the Registrant)



Date:  March 29, 2002                      /s/ Tara Y. Harrison
                                   ---------------------------------------------
                                   Name:    Tara Y. Harrison
                                   Title:   Administrative Trustee
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