Form 10-Q
period 2003-03-31
GUARANTY CAPITAL TRUST I
filed 2003-05-15
CIK 1049331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended

Commission File No. 000-25905-01

March 31, 2003

GUARANTY CAPITAL TRUST I

   Delaware

    54-6422391

(State or Other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

 Identification No.)

1658 State Farm Blvd., Charlottesville, VA  22911

(Address of Principal Executive Offices)

(434) 970-1100

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No ___

As of May 1, 2003, the Registrant had 8,537 shares of its Common Stock outstanding.

*  This Form 10-QSB also covers 276,000 shares of the Registrant’s $1.75 Convertible Preferred Securities and the Guarantee with respect thereto.

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.   (See Note Below)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Guaranty Capital Trust I (the “Trust”) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a trust agreement, as amended by an amended and restated declaration of trust (the “Declaration”), and the filing of a certificate of trust with the Delaware Secretary of State on November 21, 1997.  The Trust exists for the exclusive purposes of (i) issuing and selling trust securities consisting of $1.75 Convertible Preferred Securities (the “Preferred Securities”) and common securities (the “Common Securities,” and together with the Preferred Securities, the “Trust Securities”), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the proceeds from such issuance in Junior Subordinated Debt Securities (the “Junior Subordinated Debt Securities”) of Guaranty Financial Corporation, a Virginia corporation (the “Corporation”), and (iii) engaging in only those other activities necessary, advisable or incidental thereto.  The Trust’s sole assets are $7,113,425 principal amount of Junior Subordinated Debt Securities, and payments under the Junior Subordinated Debt Securities are the sole revenues of the Trust.  Ownership of the Trust is evidenced by $6,900,000 aggregate liquidation amount of Preferred Securities and by $213,425 aggregate liquidation amount of Common Securities, all of which are held by the Corporation, as of May 5, 1998.  The Trust makes distributions on the Trust Securities to the extent it receives distributions from the Corporation on the Junior Subordinated Debt Securities.  Distributions on the Trust Securities are guaranteed by the Corporation, but only to the extent that the Trust has available funds to pay such distributions.  Each Preferred Security is convertible into a number of shares of the Corporation’s common stock, $1.25 par value, which trades on the Nasdaq National Market under the symbol “GSLC,” at the option of the holder at any time prior to repayment of the Preferred Security either at redemption or maturity, and subject to the Corporation’s right to terminate the convertibility of the Preferred Securities.

On May 5, 1998, the Trust invested the proceeds from the sale and issuance of the Trust Securities in the Junior Subordinated Debt Securities.  The Trust’s ability to pay distributions to the holders of the Preferred Securities is dependent on its receipt of distributions on the Junior Subordinated Debt Securities from the Corporation.  Therefore, upon the receipt by the Trust of payments from the Corporation, the Trust will pass through such payments to the holders of the Preferred Securities.

In December 1999, the Corporation repurchased 33,000 of the Preferred Securities.  Additionally, the Corporation repurchased 2,500 shares of the Preferred Securities in January 2000.

In October 2000, both the Corporation and its primary operating subsidiary, Guaranty Bank, entered into a written agreement with the Federal Reserve Bank of Richmond  (“FRB”) and the Bureau of Financial Institutions of the Commonwealth of Virginia (“BFI”).  The agreement provides that neither the Corporation nor Guaranty Bank shall declare or pay any dividends without the prior written approval of the FRB and the BFI.  Dividend income from Guaranty Bank is the sole source of revenue of the Corporation.  The interest payments on the Junior Subordinated Debt Securities are the sole revenues of the Trust.  The Trust makes distributions on the Trust Securities to the extent that it receives distributions from the Corporation on the Junior Subordinated Debt Securities.

On October 18, 2002, the FRB and the BFI terminated the written agreement.  Accordingly, Guaranty Bank is no longer required to obtain approval by the FRB and the BFI to pay dividends to the Corporation in an amount sufficient for the Corporation to make its interest payment on the Junior Subordinated Debt Securities.

On April 19, 2003, the Trust notified all of the security holders that it would exercise its call provision and called 100% of the outstanding securities.  The securities will be called effective May 19, 2003 at a price of $25 per share, unless converted to common stock at the discretion of a holder, at a conversion rate of 1.35135.

NOTE:  Because the Trust is a special purpose financing entity with no separate business operations and the only assets of the Trust are the Junior Subordinated Debt Securities, the Trust does not believe that financial statements for the Trust are meaningful.  Accordingly, financial statements and related financial information have not been included in this Form 10-QSB.  For further information concerning the Corporation, including financial statements and other financial information, see the Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2002 and the Corporation’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission, copies of which may be obtained from the Corporate Secretary of the Corporation at 1658 State Farm Boulevard, Charlottesville, Virginia  22911.

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

May 14, 2003

/s/ William E. Doyle, Jr.

Name:

William E. Doyle, Jr.

Title:

Administrative Trustee

(as principal executive officer and

 on behalf of the Registrant)

Date:

May 14, 2003

/s/ Tara Y. Harrison

Name:

Tara Y. Harrison

Title:

Administrative Trustee

(as principal financial officer)